Form 10-Q
period 2019-06-30
Telemynd, Inc.
filed 2019-08-14
CIK 1771077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-56069

Telemynd, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26522 La Alameda, Suite 290

Mission Viejo, California 92691

(Address of principal executive offices) (Zip Code)

(949) 420-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of the August 14, 2019.

Class	Outstanding as of the latest practicable date
Common Stock, $0.001 par value per share	12,833,143 shares
Preferred Stock, $0.001 par value per share	1,050,000 shares

EXPLANATORY NOTE

This Quarterly Report is filed by Telemynd, Inc. a Delaware corporation incorporated on March 18, 2019, (“Telemynd,” “we,” “us,” “our,” or the “Company”), was formerly a wholly owned subsidiary of MYnd Analytics, Inc., a Delaware corporation, (“Mynd”). As of and for the period ending June 30, 2019, references to Telemynd’s historical business and operations refer to Mynd’s technology platform, as a predictive analytics company, to support personalized care for mental health patients and provide more personalized care to patients that has be transferred to Telemynd in connection with the separation and distribution described herein. In connection with and prior to the Merger, described herein Mynd contributed and transferred to Telemynd all or substantially all of the Mynd’s business, assets and liabilities.

As reported in its Current Report on Form 8-K filed with the SEC on July 22, 2019 and as discussed in more detail in this Quarterly Report, on July 17, 2019, Mynd completed its merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), pursuant to which EMI became a wholly-owned subsidiary of Mynd (the “Merger”). On July 17, 2019, immediately after completion of the Merger, Mynd changed its name to “Emmaus Life Sciences, Inc.”

The Spin-off is governed by a Separation and Distribution Agreement, dated January 4, 2019, between Mynd and Mynd Analytics, Inc., a California corporation (“Mynd CA”), which was assigned by Mynd CA to Telemynd on March 27, 2019 pursuant to the terms of an Amended and Restated Separation and Distribution Agreement (as amended, the “Separation Agreement”), which provides the terms and conditions of the separation of the two businesses and for the Spin-off. Telemynd is led and managed by Mynd’s historical Board of Directors and management team, other than Robin Smith who is not a director of Telemynd.

In connection with and prior to the Merger, MYnd contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of MYnd all or substantially all of MYnd’s business, assets and liabilities, except for certain retained assets and liabilities, pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among MYnd, Telemynd and MYnd Analytics, Inc., a California corporation and wholly owned subsidiary of MYnd (the “Separation Agreement”). On July 15, 2019, the MYnd Board of Directors (the “Board”) declared a dividend (the “Dividend”) with respect to the shares of Common Stock outstanding at the close of business on that day of one share of the Telemynd common stock held by MYnd for each outstanding share of Common Stock. The Dividend, which together with the contribution and transfer of MYnd’s business, assets and liabilities described above, is referred to as the “Spin-Off,” was paid on July 16, 2019.

Telemynd, Inc. and its subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

TELEMYND, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2019 (Unaudited)	As of September 30, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,443,400	$3,254,700
Accounts receivable, net	183,400	63,300
Prepaid insurance	-	57,900
Prepaid expenses and other current assets	151,700	134,700
Total current assets	2,778,500	3,510,600
Property and equipment, net	82,800	110,800
Intangible assets, net	74,300	116,500
Goodwill	1,386,800	1,386,800
Other assets	26,000	27,100
TOTAL ASSETS	$4,348,400	$5,151,800

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $38,900 and $30,350 to related parties as of June 30, 2019 and September 30, 2018, respectively)	$561,500	$346,900
Accrued liabilities	518,600	268,900
Accrued compensation	207,100	175,400
Accrued compensation – related parties	457,300	209,300
Accrued interest and other liabilities	3,900	3,900
Deferred revenue	175,800	159,700
Current portion of leases	1,500	1,300
Total current liabilities	1,925,700	1,165,400
LONG-TERM LIABILITIES
Long-term borrowing, net	615,800	587,700
Accrued interest on long-term borrowing	122,100	110,100
Long-term portion of capital lease	900	2,100
Total long-term liabilities	738,800	699,900
TOTAL LIABILITIES	2,664,500	1,865,300
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of June 30, 2019 and as of September 30, 2018; aggregate liquidation preference of $1,968,750 as of June 30, 2019 and as of September 30, 2018;	1,100	1,100
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2019 and September 30, 2018 respectively, 12,701,266 and 7,407,254 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively;	12,700	7,400
Additional paid-in capital	95,789,800	89,257,700
Accumulated deficit	(92,003,100)	(85,245,300)
	3,800,500	4,020,900

Non-controlling interest	(2,116,600)	(734,400)

Total stockholders’ equity	1,683,900	3,286,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,348,400	$5,151,800

See accompanying notes to unaudited condensed consolidated financial statements.

TELEMYND, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
REVENUES
Neurometric services	$36,500	$65,600	$160,500	$198,700
Telepsychiatry services	490,500	326,100	1,213,700	774,900
Total revenues	527,000	391,700	1,374,200	973,600

COST OF REVENUES
Neurometric services	3,400	14,700	14,900	133,500
Telepsychiatry services	404,200	229,500	914,100	493,900
	407,600	244,200	929,000	627,400

GROSS MARGIN	119,400	147,500	445,200	346,200

OPERATING EXPENSES
Research	60,500	64,800	202,100	219,700
Product development	274,800	361,900	749,100	973,300
Sales and marketing	241,200	182,600	592,500	1,487,800
General and administrative	2,245,500	2,451,600	6,969,600	5,967,400
Total operating expenses	2,822,000	3,060,900	8,513,300	8,648,200

OPERATING LOSS	(2,702,600)	(2,913,400)	(8,068,100)	(8,302,000)

OTHER INCOME (EXPENSE):
Interest expense, net	(23,200)	(23,800)	(69,500)	(62,300)
Total other income (expense)	(23,200)	(23,800)	(69,500)	(62,300)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,725,800)	(2,937,200)	(8,137,600)	(8,364,300)
Income taxes	100	-	2,400	1,900
NET LOSS	$(2,725,900)	$(2,937,200)	$(8,140,000)	$(8,366,200)

Net loss attributable to noncontrolling interest	(604,200)	(332,200)	(1,382,200)	(404,500)

Net Loss attributable to MYnd Analytics, Inc.	$(2,121,700)	$(2,605,000)	$(6,757,800)	$(7,961,700)

BASIC AND DILUTED LOSS PER SHARE:	$(0.20)	$(0.46)	$(0.76)	$(1.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	10,722,152	5,698,523	8,880,214	4,793,273

See accompanying notes to unaudited condensed consolidated financial statements.

TELEMNYD, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three and nine months ended June 30, 2019 and 20

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Sub-total MYnd Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance at September 30, 2018	7,407,254	$7,400	1,050,000	$1,100	$89,257,700	$(85,245,300)	$4,020,900	$(734,400)	$3,286,500
Stock based compensation	144,000	200			517,100	—	517,300		517,300
Common Stock issued to vendors for services	3,750	—	—	—	5,600	—	5,600	—	5,600
Net loss	—	—	—	—	—	(2,377,500)	(2,377,500)	(326,900)	(2,704,400)
Balance at December 31, 2018	7,555,004	$7,600	1,050,000	$1,100	$89,780,400	$(87,622,800)	$2,166,300	$(1,061,300)	$1,105,000
Stock-based compensation	30,000	—	—	—	258,000	—	258,000	—	258,000
Shares issued to Aspire Capital Purchase Agreement	1,315,429	1,300			1,810,500	—	1,811,800		1,811,800
Common Stock issued to vendors for services	36,262	—	—	—	47,000	—	47,000	—	47,000
Net loss	—	—	—	—	—	(2,258,600)	(2,258,600)	(451,100)	(2,709,700)
Balance at March 31, 2019	8,936,695	$8,900	1,050,000	$1,100	$91,895,900	$(89,881,400)	$2,024,500	$(1,512,400)	$512,100
Stock-based compensation	76,250	50			438,150		438,200	—	438,200
Shares issued to Aspire Capital Purchase Agreement	908,080	900			909,200	—	910,100		910,100
Proceeds from public offering	2,776,491	2,800			2,541,900		2,544,700		2,544,700
Common Stock issued to vendors for services	3,750	50			4,650	—	4,700	—	4,700
Net loss						(2,121,700)	(2,121,700)	(604,200)	(2,725,900)
Balance at June 30, 2019	12,701,266	$12,700	1,050,000	$1,100	$95,789,800	$(92,003,100)	$3,800,500	$(2,116,600)	$1,683,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Sub-total MYnd Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance at September 30, 2017	4,299,311	$4,300	-	$-	$80,189,700	$(75,646,600)	$4,547,400	-	$4,547,400
Stock-based compensation	37,500	100			336,500		336,600	-	336,600
Common Stock issued to vendors for services	23,750	-			14,800		14,800		14,800
Net loss						(2,769,300)	(2,769,300)	-	(2,769,300)
Balance at December 31, 2017	4,360,561	$4,400	-	$-	$80,541,000	$(78,415,900)	$2,129,500	$-	$2,129,500
Stock-based compensation	20,000	-			256,400	-	256,400	-	256,400
Common Stock issued to vendors for services	(16,250)	-			11,000	-	11,000	-	11,000
Stock issued for preferred shares	-	-	1,050,000	1,100	2,098,900	-	2,100,000	-	2,100,000
Net loss	-	-				(2,587,400)	(2,587,400)	(72,300)	(2,659,700)
Balance at March 31, 2018	4,364,311	$4,400	1,050,000	$1,100	$82,907,300	$(81,003,300)	$1,909,500	$(72,300)	$1,837,200
Stock-based compensation	126,314	110			761,190		761,300		761,300
Common Stock issued to vendors for services	83,750	100			136,500		136,600		136,600
Stock issued for preferred shares	-	-			-		-		-
Proceeds from Option Exercise	35,000	40			54,160		54,200		54,200
Shares issued to Aspire Capital Purchase Agreement	1,652,222	1,650			2,856,950		2,858,600		2,858,600
Net loss						(2,605,000)	(2,605,000)	(332,200)	(2,937,200)
Balance at June 30, 2018	6,261,597	$6,300	1,050,000	$1,100	$86,716,100	$(83,608,300)	$3,115,200	$(404,500)	$2,710,700

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TELEMYND, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(8,140,000)	$(8,366,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,000	87,700
Change in provision for doubtful accounts	6,700	2,700
Stock-based compensation	1,213,500	1,335,100
Common stock issued to vendors for services	57,300	162,400
Accretion of debt discount and accrued interest on long-term debt	70,100	58,900
Changes in operating assets and liabilities:
Accounts receivable	(126,800)	(76,500)
Prepaid expenses and other assets	42,000	(194,300)
Accounts payable and accrued liabilities	464,300	(409,800)
Deferred revenue	16,100	119,800
Deferred compensation	279,700	(133,900)
Net cash used in operating activities	(6,026,100)	(7,414,100)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(20,800)	(55,200)
Payment for acquisition of business, net of cash acquired	-	(149,100)
Forgiveness of loan in relation of acquisition	-	(157,500)
Net cash used in investing activities	(20,800)	(361,800)
FINANCING ACTIVITIES:
Principal payments on note payable	(30,000)	(38,300)
Principal payments on capital lease	(1,000)	(900)
Proceeds from Aspire Capital purchase agreements	2,721,900	2,858,600
Proceeds from sale of common stock, net of costs	2,544,700	2,100,000
Proceeds from stock options exercised	-	54,200
Net cash provided by financing activities	5,235,600	4,973,600
NET DECREASE IN CASH	(811,300)	(2,802,300)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	3,254,700	5,449,000
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$2,443,400	$2,646,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,700	$6,400
Income taxes	$2,400	$1,900
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$-	$651,700

See accompanying notes to unaudited condensed consolidated financial statements

TELEMYND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Nature of Operations and Going Concern Uncertainty

Telemynd, Inc. is a newly-formed Delaware corporation (“Telemynd,” “we,” “us,” “our,” or the “Company”) that prior to consummation of the Separation and Spin-Off (each as defined below) consummated on July 16, 2019 was a subsidiary of Mynd Analytics, Inc. (“MYnd”) , did not conduct any activities. Unless the context suggests otherwise, references in these financial statements to “Telemynd,” the “Company,” “we,” “our” and “us” refer to MYnd and its consolidated subsidiaries prior to the Separation and Spin-off and to Telemynd after the Separation and Spin-Off.

In contemplation of the merger with Emmaus Life Sciences, Inc. (“Emmaus”), substantially all the assets and all the liabilities of MYnd, except for an aggregate of $250,000 of liabilities were contributed to us. Accordingly, our business and financial position is essentially the business and financial position of MYnd, except for those liabilities.

In addition, our capital structure is similar to, but not identical to the capital structure of MYnd.  Following the spin-off, the holders of our common stock prior to the merger received one share of Telemynd for each share of MYnd held by them as of the record date.  In addition, the outstanding shares of preferred stock of MYnd were exchanged for shares of preferred stock on substantially the same economic terms as the outstanding preferred stock of Mynd.  While the outstanding options and warrants of Mynd did not become options and warrants of Telemynd, Telemynd has an Equity Plan and has granted certain options. See “Executive and Director Compensation”.   In addition, Telemynd reserved 6,269,673 shares of its common stock for issuance upon exercise of certain Emmaus warrants. MYnd will make additional cash payments to Telemynd, not to exceed $2,500,000 in the aggregate, from all cash received by MYnd as a result of the exercise of any warrants or stock options of MYnd that were in effect prior to the Spin-off, to the extent that the proceeds from such warrant and option exercises exceeds $500,000, and less all such proceeds, if any, theretofore transferred or paid by MYnd to Telemynd pursuant to the Separation Agreement after the Spin-off.

We are a technology enabled behavioral health company. Our solutions are designed to improve access to care through telemedicine and assist clinicians with the development of personalized treatment plans through a proprietary, artificial intelligence platform with a goal of improving behavioral health outcomes while decreasing overall healthcare costs. The global healthcare analytics market is expected to reach USD $42.8 billion by 2024 and the global market for behavioral and mental health software, and services is expected to grow at 11.8% CAGR and reach $4.3 billion by 2025, according to reports by Grand View Research, Inc. We, through our wholly owned subsidiary Arcadian Telepsychiatry, improves access to care with its national network of psychiatric providers and clinicians through a cloud-based system designed to deliver telemedicine. Telepsychiatry services can be embedded into primary care clinics, hospitals, skilled nursing and employer clinics to create a seamless care experience for patients and allow payers and providers to more directly control the care and costs associated with behavioral health. Telemynd is also a preferred provider of teletherapy solutions that are offered through Employee Assistance Programs (EAPs). EAPs are becoming an integrated component of most benefit plans and this is an efficient and scalable model for our teletherapy growth.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company’s operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2019, the Company incurred a net loss of $8.1 million and used $6.0 million of net cash in operating activities. As of June 30, 2019, the Company’s accumulated deficit was $92.0 million. In connection with these unaudited condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

To date, the Company has financed its cash requirements primarily from equity financings. The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, changes in stockholders’ equity, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended June 30, 2019 are not indicative of results for the full 2019 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2018.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of the Company, its wholly owned subsidiary, Arcadian, two professional associations, Arcadian Telepsychiatry PA (“Texas PA”) incorporated in Texas, Arcadian Telepsychiatry Florida P.A. (“Florida PA”) incorporated in Florida, and two professional corporations, Arcadian Telepsychiatry P.C. (“Pennsylvania PC”) incorporated in Pennsylvania and Arcadian Telepsychiatry of California, P.C. incorporated in California (“California PC” and together with the Pennsylvania PC, Florida PA and Texas PA, the “Arcadian Entities.”)

Arcadian is party to Management Services Agreements by and among it and the Arcadian Entities, pursuant to which Arcadian provides management and administrative services to each of the Arcadian Entities.  Each entity is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. All intercompany balances and transactions have been eliminated upon consolidation.

Segments

We view our operations and manage our business as one operating segment.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian entered into a management and administrative services agreement with Texas PA and with Pennsylvania PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Texas PA and Pennsylvania PC are each determined to be a Variable Interest Entity (“VIE”) as MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Texas PA’s and Pennsylvania PC’s economic performance through its majority representation of the Texas PA and Pennsylvania PC; therefore, Texas PA and Pennsylvania PC are consolidated by MYnd. On January 19, 2018, Arcadian entered into a management and administrative services agreement with California PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, California PC is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect California PC’s economic performance through its majority representation of California PC; therefore, California PC is consolidated by MYnd. On March 27, 2018, Arcadian entered into a management and administrative services agreement with Florida PA, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Florida PA is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Florida PA’s economic performance through its majority representation of Florida PA; therefore, Florida PA is consolidated by MYnd.

The Company holds a variable interest in the entities which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits-that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

In accordance with management service agreements entered into between the Company and medical professional corporations and associations in compliance with regulatory requirements within certain states, the Company has the power to direct activities of the VIE’s and may transfer the assets from the individual VIEs. Therefore, the Company considers that there are no assets in any of the consolidated VIEs that may be relied upon to settle obligations of these entities. Furthermore, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs.  Finally, none of the professional corporations or associations have purchased equipment nor are they responsible for handling cash or accounts receivable.

There is no either explicit or implicit arrangement that requires the Company to provide financial support to the VIE, including events or circumstances that could expose the Company to a loss. For the nine months ended June 30, 2019 and 2018, the Company did not provide, nor does it intend to provide in the future, any financial or other support either explicitly or implicitly during the periods presented to its variable interest entities. In addition, there are no restrictions on the net income earned by the VIEs. The Company allocates all of the net income earned to the primary owner of the VIE. As part of the operating agreement with the VIE, the Company will be reimbursed for all cost incurred related to operating the VIE in addition to a management fee charged for oversight. For the nine months ended June 30, 2019 and 2018, no net income was allocated to the VIEs nor have any dividends been paid from the Company to the VIEs from inception to date, respectively.

In addition, to the extent that the VIE is not a shareholder of the Company, the Company has not paid any dividends to the VIEs from inception to date and there are no dividend obligations within the management services agreement entered into with the medical professional corporations and associations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of furniture and equipment, intangible assets, valuation allowance on deferred taxes, valuation of equity instruments, and accrued liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2019 cash exceeds the federally insured limit by $2.3 million.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding.

Fair Value of Financial Instruments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, ASC 825-10 Recognition and Measurement of Financial Assets and Financial Liabilities defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10, ASC 815-10 and ASC 815-40.

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

●	Level I inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

●	Level II inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

●	Level III inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

Accounts Receivable, net

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of June 30, 2019 and September 30, 2018 were $8,500 and $1,800, respectively.

Property and Equipment

Property and equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis.  The useful lives of these assets are estimated to be between three and five years.  Depreciation expense on furniture and equipment for the three months ended June 30, 2019 and 2018 was $16,700 and $16,100, respectively. Depreciation expense on furniture and equipment for the nine months ended June 30, 2019 and 2018 was $49,000 and $44,200, respectively. Accumulated depreciation at June 30, 2019 and September 30, 2018 was $198,200 and $149,200, respectively.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the unaudited condensed consolidated balance sheets. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.

On November 13, 2017, the Company acquired customer relationship and tradename intangibles in connection with the Arcadian acquisition which were recorded at fair value and are being amortized over an estimated useful life of four years on a straight-line basis.

Amortization for the three months ended June 30, 2019 and 2018 was $14,000 and $14,000, respectively. Amortization for the nine months ended June 30, 2019 and 2018 was $42,000 and $38,700, respectively. Accumulated amortization was $136,300 and $94,200 at June 30, 2019 and September 30, 2018 respectively.

The expected amortization of the intangible assets, as of June 30, 2019, is as follows:

For the year ended September 30,	Intangible assets
2019 (for the remaining three months)	$12,000
2020	29,400
2021	29,400
2022	3,500
Total	$74,300

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant under performance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on September 30.

The Company performed a qualitative goodwill assessment at September 30, 2018 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Based on the foregoing, the Company determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount and therefore that no further impairment testing was required.

During the nine months ended June 30, 2019, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of June 30, 2019 and September 30, 2018. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. On August 1, 2017, the Company entered into a Research Study Funding Agreement with Horizon Healthcare Services, Inc. dba Horizon Blue Cross Blue Shield of New Jersey and its subsidiaries (collectively “Horizon”) and Cota, Inc. (“Cota”). On February 6, 2018, Horizon prepaid for part of the study in the amount of $125,000 and the Company paid Cota $15,000 out of this payment for its services under the Study. The Company received payment from FirstMed Health and Wellness for services not earned as of June 30, 2019.

These deferred revenue grant funds total $175,800 and $159,700 as of June 30, 2019 and September 30, 2018, respectively.

Revenue Recognition

Neurometric services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

Telepsychiatry services - The Company satisfies its performance obligation to stand ready to provide telepsychiatry services which occurs when the Company’s clients have access to the telepsychiatry service. The Company generally bills for the telepsychiatry services on a monthly basis with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of members may vary from the initial billing. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended June 30, 2019 and 2018, there were no monies spent on advertising respectively. For the nine months ended June 30, 2019 and 2018 advertising expenses were $4,800 and $248,500, respectively

Stock-Based Compensation

The Company accounts for employee stock options in accordance with ASC 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

Warrants

From time to time, the Company has issued warrants to purchase shares of common stock. These warrants have been issued in connection with the Company’s financing transactions. The Company’s warrants are subject to standard anti-dilution provisions applicable to shares of our common stock. The Company estimates the fair value of warrants using the Black-Scholes option valuation model with the following inputs: market prices of the stock, time to maturity, volatility, zero expected dividend rate and risk-free rate all at the date of the warrant issuance.

 Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On December 22, 2017, new legislation was adopted that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

 As a result of the implementation of certain provisions of FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified U.S. Federal and California as our major tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of our 2014 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2013 through 2016 California Franchise Tax Returns. The Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. As of September 30, 2018, the Company had gross Federal net operating loss carryforwards of approximately $60.2 million and State gross net operating loss carryforwards of approximately $33.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2023 respectively. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the three months ended June 30, 2019 and 2018 was $604,200 and $332,200, respectively. The amount of net loss attributable to noncontrolling interests for the nine months ended June 30, 2019 and 2018 was $1,382,200 and $404,500, respectively.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is presented in conformity with the two-class method. Under the two-class method, basic net loss per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Net loss per share is calculated as the net loss less the current period preferred stock dividends. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of adoption of this standard to its financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. The guidance is effective for the Company on October 1, 2019. The Company will elect the prospective transition method with the effects of adoption recognized as a cumulative effect adjustment to the opening balance of retained earnings in the Company’s fiscal 2020 financial statements, with no restatement of comparative periods. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company expects to record right of use assets and lease liabilities, which may be material, on its consolidated balance sheet upon adoption of this standard and is still assessing the impact to its results of operations and cash flows.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard this new standard did not result in a change to revenue recognition on the Company’s accompanying condensed consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

3. REVENUE RECOGNITION

At the adoption of Topic 606, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. The Company determined there was no impact to opening retained earnings based on applying the new revenue standard.

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Neurometric services	$36,500	$65,600	$160,500	$198,700
Telepsychiatry services	490,500	326,100	1,213,700	774,900
Revenue	527,000	391,700	1,374,200	973,600

As of June 30, 2019, accounts receivable, net of allowance for doubtful accounts, was $183,400. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals); and (v) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

●	Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

●	Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

●	Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

●	Use a portfolio approach for the fee-for-service (FFS) revenue stream to group contracts with similar characteristics and analyze historical cash collections trends.

●	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

 Contract Assets

Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of accounts receivable. Generally, the Company does not have material amounts of other contract assets.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. The Company’s contract liability balance was $175,800 and $159,700 as of June 30, 2019 and September 30, 2018 and is presented within the “Deferred Revenue” line item of the condensed consolidated balance sheets. $16,100 of the amounts recorded as of September 30, 2018 was recognized as revenue for the nine months ended June 30, 2019. The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	June 30,	September 30,
	2019	2018
Accounts receivable	$191,900	$65,100
Allowance for doubtful accounts	(8,500)	(1,800)
Accounts receivable, net	$183,400	$63,300

5.	LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian

As a result of the acquisition of Arcadian, the Company guaranteed Arcadian’s then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate.  Unpaid interest was $122,100 as of June 30, 2019. The Company recorded the debt at its fair value and recorded a discount of $84,100 as of June 30, 2019 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three months ended June 30, 2019 and 2018 was $9,400 and $9,400, respectively. Interest expense related to the accretion of debt discount for the nine months ended June 30, 2019 and 2018 was $28,100 and $23,400, respectively.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

The changes in carrying amounts of the debt acquired through acquisition for the nine months ended June 30, 2019 were as follows:

Beginning balance (September 30, 2018)	$587,700
Accretion of debt discount	28,100
Ending balance (June 30, 2019)	$615,800

This debt was assigned to Telemynd.

6.	ACQUISITION

On November 13, 2017, the Company acquired Arcadian. The Company accounted for the acquisition of Arcadian using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates.

The purchase price, including the value of the indebtedness and payables of Arcadian, is $1,339,600 based upon a deemed acquisition of all of the assets and liabilities of Arcadian, including the equity interests in Arcadian. The aggregate purchase price consists of (i) initial investment in Arcadian of $195,900 (ii) $317,000 of forgiveness of a note receivable with the primary member of Arcadian (iii) assumption by Arcadian of subordinated debt (“Arcadian Note”) with a fair value of $555,000, plus accrued interest of $96,700 (iv) $175,000 payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian Services. The Arcadian Note bears interest at an annual rate of 8% and matures on September 30, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the nine months ended June 30, 2018 as if the acquisition of Arcadian had taken place on October 1, 2017. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Nine Months Ended June 30,
Pro Forma	2018
Revenues	$1,118,900
Net income (loss)	(8,542,400)
Basic and diluted loss per share:	$(1.78)

Outstanding at weighted average shares outstanding	4,793,273

7.	REVERSE MERGER

Merger and Spin-Off

On July 17, 2019, MYnd completed its business combination with Emmaus in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019, among the Company, Merger Sub and Emmaus, as amended by that First Amendment dated May 10, 2019, pursuant to which Merger Sub merged with and into Emmaus, with Emmaus surviving as a wholly-owned subsidiary of MYnd (the “Merger”). On July 17, 2019, immediately after completion of the Merger, MYnd filed a Certificate of Amendment (the “Name Change Amendment”) to its Certificate of Incorporation to change its name to “Emmaus Life Sciences, Inc.” (the “Name Change”). References herein to the “Company” mean MYnd following the Merger and the Name Change.

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, Emmaus is considered to have acquired MYnd. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, MYnd contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of MYnd all or substantially all of MYnd’s business, assets and liabilities, except for certain retained assets and liabilities, pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among MYnd, Telemynd and MYnd Analytics, Inc., a California corporation and wholly owned subsidiary of MYnd (the “Separation Agreement”). On July 15, 2019, the MYnd Board of Directors (the “Board”) declared a dividend (the “Dividend”) with respect to the shares of Common Stock outstanding at the close of business on that day of one share of the Telemynd common stock held by MYnd for each outstanding share of Common Stock after giving effect to the Reverse Split. The Dividend, which together with the contribution and transfer of MYnd’s business, assets and liabilities described above, is referred to as the “Spin-Off,” was paid on July 16, 2019.

On July 17, 2019, in connection with, and prior to the completion of, the Merger, MYnd filed a Certificate of Amendment (the “Reverse Split Amendment”) to its Certificate of Incorporation to effect a 1-for-6 reverse split (the “Reverse Split”) of its outstanding shares of common stock, par value $0.001 per share (“Common Stock”).

As a result of the Spin-Off and the Merger, the ongoing business of the post-merger company is the Emmaus business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories.

Pursuant to the Merger Agreement, the Company issued shares of Common Stock to Emmaus stockholders at an exchange ratio of approximately 1.05 shares of Common Stock, after giving effect to the Reverse Split, for each share of Emmaus common stock outstanding immediately prior to the Merger, including shares deemed outstanding immediately prior to the Merger upon the conversion of outstanding convertible promissory notes of Emmaus. The exchange ratio was determined through arms’-length negotiations between MYnd and Emmaus. The Company also assumed the stock options outstanding under Emmaus’ Amended and Restated 2011 Stock Incentive Plan and out, with such stock options henceforth representing the right to purchase a number of shares of Common Stock equal to the exchange ratio multiplied by the number of shares of Emmaus common stock previously purchasable under such options at an exercise price per share equal to the former exercise price thereunder divided by such exchange ratio. Upon the Merger, Emmaus’ outstanding Amended and Restated 10% Senior Secured Debentures due October 21, 2020 (“Debentures”) and outstanding warrants to purchase Emmaus common stock generally became convertible and exercisable in accordance with their terms into a number of shares of Common Stock equal to the exchange ratio multiplied by the number of shares of Emmaus common stock previously purchasable under the Debentures and the warrants at a conversion or exercise price per share divided by such exchange ratio. The exercise price per share of warrants to purchase 1,464,000 former Emmaus shares is subject to further adjustment based upon the trading price of the Emmaus shares.

Immediately after the Merger, there were approximately 47,465,212 shares of MYnd Common Stock outstanding after the elimination of any fractional shares resulting from the Reverse Split and the Merger exchange ratio as further described below. Immediately after the Merger, the former Emmaus stockholders, option holders, Debenture holders and warrant holders owned, or held rights to acquire, 94.1% of the fully-diluted Mynd Common Stock, with the MYnd’s stockholders, option holders and warrant holders immediately prior to the Merger owning, or holding rights to acquire, 5.9% of the fully-diluted Common Stock.

The issuance of the shares of Common Stock to the former Emmaus stockholders was registered with the Securities and Exchange Commission (the “SEC”) on the Company’s Registration Statement on Form S-4, as amended.

Pursuant to an exchange agreement, dated as of June 12, 2019 (the “Exchange Agreement”), between the Company, Telemynd and John Pappajohn and Peter Unanue, each of whom was a director of the Company, and certain of affiliates of Mr. Pappajohn, all of whom held shares of preferred stock of the Company, immediately after the effective of the Merger each such share was exchanged for one share of Common Stock and one preferred share of Telemynd with substantially the same rights, benefits, designations and restrictions as the Company’s preferred stock.

8. STOCKHOLDERS’ EQUITY

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company, entered into the first common stock purchase agreement (the “First Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over the 30-month term of the First Purchase Agreement. Concurrently with entering into the First Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintained an effective registration statement registering the sale of the shares of Common Stock that were issued to Aspire under the First Purchase Agreement. Under the First Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or

b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submitted a purchase notice to Aspire Capital in an amount equal to 50,000 shares, and the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price was subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the First Purchase Price. The Company could deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The First Purchase Agreement provided that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock was less than $0.50. There were no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement defined below on May 15, 2018. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $100,000 per business day.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Second Purchase Agreement with Aspire Capital

On May 15, 2018, the Company terminated the First Purchase Agreement, and entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Aspire Capital under substantially the same terms, conditions and limitations as the First Purchase Agreement which are: Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over the 30-month term of the Second Purchase Agreement. Concurrently with entering into the Second Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have and may be issued to Aspire under the Second Purchase Agreement. Under the Second Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or

b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 50,000 shares, and the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Second Purchase Agreement, so long as the most recent purchase has been completed.

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $300,000 per business day.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 3,108,180 shares of common stock, resulting in gross cash proceeds of approximately $4.6 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Shareholder Approval for Removal of Exchange Cap

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market.  Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock.  Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with remaining availability of $5.4 million at June 30, 2019.

Following the Merger

The Second Purchase Agreement was not assigned or nor assumed by Telemynd and accordingly is no longer available to the Company as a funding resource.

Common and Preferred Stock

As of June 30, 2019, the Company was authorized to issue 265,000,000 shares of stock of which 250,000,000 are common stock, and 15,000,000 shares were preferred shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and then Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS Response, Inc. adopted the CNS 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2019, zero options were exercised and there were 1,397 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of common stock ranging from $2,400 to $3,300 per share.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, our Board approved the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 1,667 shares of stock for issuance and on December 10, 2012, the Board approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 1,667 shares to 27,500 shares. On March 26, 2013, the Board further approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 27,500 shares to 75,000 shares. The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

On April 5, 2016, the Board approved a further amendment of the 2012 Plan to increase the Common Stock authorized for issuance from 75,000 shares to 200,000 shares.

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an “evergreen” provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. Per the above mentioned “evergreen” provision, an additional 50,000 shares were automatically allocated for distribution under the 2012 Plan as of January 1, 2017.

At the 2017 Annual Meeting of Stockholders of the Company, held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s 2012 Plan to increase: (i) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (ii) below) from 550,000 shares to an aggregate of 975,000 shares; (ii) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 885,781 shares to 1,570,248 shares and (iii) the annual individual award limits under the 2012 Plan to 150,000 shares of Common Stock (subject to adjustment in accordance with the 2012 Plan);

At the 2018 Annual Meeting of Stockholders of the Company, held on April 4, 2018 (the “2018 Annual Meeting”), the holders of the Company’s common stock voted to amend the 2012 Plan to increase (i) the total number of shares of Common Stock available for grant under the 2012 Plan (subject to the overall limit described in clause (ii) below) from 1,072,500 shares to an aggregate of 1,500,000 shares and (ii) the aggregate limitation on the authorization shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 1,570,248 shares to 2,200,000 shares.

At the Special Meeting of Stockholders of the Company, held on November 26, 2018, the holders of the Company’s common and preferred stock voted to (i) amend the 2012 Plan to eliminate the annual individual award limits under the 2012 Plan and (ii) amend 2012 Plan to increase: (a) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (b) below) from 1,500,000 shares to an aggregate of 2,250,000 shares and (b) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision (the “Evergreen Provision”), from 2,200,000 shares to 2,950,000 shares.

Equity Grant to Chairman of the Board

On May 8, 2019, the Board of Directors granted 50,000 restricted shares and 100,000 options to purchase common stock to the Chairman of the Board, Dr. Robin L. Smith, under the Company’s Amended and Restated 2012 Omnibus Incentive Compensation Plan. The restricted shares and options vest immediately and survive the full term. In the event the merger does not close, Dr. Smith will forfeit 25,000 restricted shares and 25,000 shares of common stock to the Company’s plan.

On July 17, 2019, Dr. Smith received a cash bonus of $150,000.00 under the terms of her Third Amendment to the Chairman Services Agreement with the Company.

Stock-based Compensation and Expenses

As of June 30, 2019, options to purchase 1,590,767 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.18 to $600.00 per share, with a weighted average exercise price of $2.7 per share. Additionally, 652,314 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 231,919 shares of Common Stock available to be awarded under the 2012 Plan.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. In anticipation of the merger, the Board declared all current options would be valid for the term of the grant, regardless of employment status. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2019 and 2018 is as follows:

	Nine months ended June 30,
	2019		2018
	Stock-based compensation expense - stock options	Stock-based compensation expense - restricted shares	Stock-based compensation expense - stock options	Stock-based compensation expense restricted shares
Research	$—	$—	$—	$—
Product development	30,700	10,400	96,700	—
Sales and marketing	24,900	—	100	—
General and administrative	735,600	411,900	738,100	500,200
Total	$791,200	$422,300	$834,900	$500,200

Total unrecognized stock compensation expense as of June 30, 2019 amounted to $246,866.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	June 30,
	2019		2018
Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$246,866	1.26	$924,117	4.49
Restricted Stock	—	—	186,600	0.49
Total	$246,866	1.26	$1,110,717	3.58

A summary of all stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	803,937	$10.13	8.75	$7,500
Granted	1,084,758	1.31		—
Exercised	—	—		—
Forfeited or expired	(96,531)	5.34
Outstanding at June 30, 2019	1,792,164	$5.05	8.82	$38,000

There are 1,069,418 options vested and 722,746 unvested as of June 30, 2019; there are 531,604 options vested and 272,333 options unvested as of September 30, 2018;

Following is a summary of the restricted stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	406,564	$4.09
Granted	250,250	1.32
Forfeited	(4,500)	1.99
Outstanding at June 30, 2019	652,314	$3.04

There are 652,314 shares of restricted stock vested and 0 unvested as of June 30, 2019; there are 351,522 shares of restricted stock vested and 55,042 unvested as of September 30, 2018;

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Nine Months Ended June 30, 2019
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	3.0	5.0
Risk-free interest rate	1.73%	2.90%
Expected volatility	166.35%	200.47%

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

Expected Life. The Company elected to utilize the “simplified” method for “plain vanilla” options to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term.

Expected Volatility. The expected volatility rate used to value stock option grants is based on the historical volatilities of the Company’s common stock.

Risk-free Interest Rate. The risk-free interest rate assumption was based on U.S. Treasury bill instruments that had terms consistent with the expected term of the Company’s stock option grants.

The warrant activity for the nine months ended June 30, 2019, are described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2018	6,075,874	$4.53
Granted	194,354	1.02
Expired/ Forfeited	(555)	55.00
Outstanding at June 30, 2019	6,269,673	$4.41

Following is a summary of the status of warrants outstanding at June 30, 2019:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$1.02	194,354	(1)	05/2024	$1.02
2.00	459,458	(2)	09/2023	2.00
2.34	1,050,000	(3)	03/2023	2.34
5.25	2,539,061	(4)	07/2022	5.25
5.25	1,675,000	(5)	07/2022	5.25
5.25	213,800	(6)	07/2022	5.25
6.04	134,000	(7)	07/2022	6.04
10.00	4,000		06/2021	10.00
Total	6,269,673			$4.41

(1)	On May 28, 2019, the Company completed a direct offering of 2,776,491 shares of common stock to select investors. As part of the Fee Agreement, the Company agreed to pay the Placement Agent 194,354 warrants to purchase shares of common stock equal to 7.0% of the aggregate number of shares issued to Investors in the Offering.

(2)	On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and former Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

(3)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

(4)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants are exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years from the date of issuance.

(5)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(6)	On August 23, 2017, the Company issued warrants to purchase 213,800 shares of common stock to underwriters as part of the exercise of the overallotment option attributed to the July 2017 underwritten public offering.

(7)	As part of the underwritten public offering on July 19, 2017, the Company issued warrants to purchase 134,000 shares of common stock to the underwriters as part of the services performed by them in connection with the underwritten public offering.

9.	RELATED PARTY TRANSACTIONS

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and then Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

10.	LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders less the current period preferred stock dividend by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and nine months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss for computation of basic and diluted net loss per share:
Net Loss attributable to MYnd Analytics, Inc.	$(2,121,700)	$(2,605,000)	$(6,757,800)	$(7,961,700)
Preferred stock dividends	(24,600)	—	(73,800)	—
	$(2,146,300)	$(2,605,000)	$(6,831,600)	$(7,961,700)

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.46)	$(0.76)	$(1.66)
Basic and diluted weighted average shares outstanding	10,722,152	5,698,523	8,880,214	4,793,273

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	6,269,673	5,616,721	6,269,673	5,616,721
Options	1,792,164	887,998	1,792,164	887,998
Total	8,061,837	6,504,719	8,061,837	6,504,719

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion and in consultation with legal counsel, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company has entered into operating lease agreements for its office locations in California, Virginia and Pennsylvania which expire at various times through September 30, 2020. Minimum future lease payments under these leases are as follows:

	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022
Operating Lease Obligations	$305,500	$90,600	$89,100	$71,900	$53,900
Total	$305,500	$90,600	$89,100	$71,900	$53,900

12. SUBSEQUENT EVENTS

Executive Employment Agreements.

On July 15, 2019, the Company entered into employment agreements with Patrick Herguth and Donald D’Ambrosio. Descriptions of these agreements are set forth below.

Herguth Employment Agreement

On July 15, 2019, Telemynd, Inc. (the “Company”) entered into an employment agreement with Mr. Herguth, (the “Herguth Employment Agreement”). Pursuant to the Herguth Employment Agreement, Mr. Herguth will serve as Chief Executive Officer and devote substantially all his time to the Company on an “at will” basis and will receive a base annual compensation of $340,000, subject to periodic increases (which compensation will increase to $360,000 on January 1, 2020) and increases within the discretion of the Company’s Board of Directors (the “Board”), in each case as specified in the Herguth Employment Agreement. For fiscal year 2019, Mr. Herguth is eligible to receive a performance bonus in a target amount of $340,000, with payment of such bonuses subject to achievement of certain performance goals set forth in the Herguth Employment Agreement. In addition, Mr. Herguth is eligible to earn year-end performance bonuses payable in either cash or equity or both, with a target bonus equal to 60% of the highest base salary Mr. Herguth received during such fiscal year upon achievement of performance goals set by the Company. Mr. Herguth will be entitled to fifteen days paid vacation per annum, as well as participation in all employee benefit plans, programs and arrangements maintained by MYnd from time to time and made available generally to the Company’s similarly-situated senior executives on substantially the same basis that such benefits are provided to such senior executives.

As Mr. Herguth’s employment is on an “at-will” basis, the Company or Mr. Herguth may terminate the employment relationship at any time, with or without Cause or Good Reason (each as defined in the Herguth Employment Agreement). If the Company terminates Mr. Herguth’s employment without Cause (as defined in the Herguth Employment Agreement) or Mr. Herguth terminates his employment with the Company for Good Reason (as defined in the Herguth Employment Agreement) during the first year following execution of the Herguth Employment Agreement, Mr. Herguth shall be entitled to receive as severance three months of Mr. Herguth’s annualized base salary then in effect, subject to certain exceptions concerning plenary releases given in the Herguth Employment Agreement. If the Company terminates Mr. Herguth’s employment without Cause or Mr. Herguth terminates his employment with the Company for Good Reason during the second year following execution of the Herguth Employment Agreement, Mr. Herguth shall be entitled to receive as severance six months of Mr. Herguth’s annualized base salary then in effect, subject to certain exceptions concerning plenary releases given in the Herguth Employment Agreement. If Mr. Herguth is terminated by the Company for Cause, or if Mr. Herguth terminates his employment without Good Reason or due to Death or Disability (each as defined in the Herguth Employment Agreement), he will be entitled to any unpaid compensation accrued through the last day of his employment, a lump sum payment in respect of all accrued but unused vacation days at his base salary in effect on the date such vacation was earned, and payment of any other amounts owing to Mr. Herguth but not yet paid, less any amounts owed to the Company.

D’Ambrosio Employment Agreement

On July 15, 2019, the Company and Mr. D’Ambrosio entered into a letter agreement of employment setting forth Mr. D’Ambrosio’s compensation and certain other employment terms. Pursuant to this letter agreement, Mr. D’Ambrosio will be paid an annual base salary of $225,020 and will be eligible to participate in the Company’s benefit plans. Pursuant to the letter agreement, Mr. D’Ambrosio’s employment is “at-will”, and may be terminated by either party for any reason, or no reason at all. If the Company terminates Mr. D’Ambrosio without “cause” (as defined in the agreement), or Mr. D’Ambrosio “involuntarily terminates”(as defined in the agreement) the agreement, Mr. D’Ambrosio will be entitled to receive severance in the form of salary and benefits for a period equal to two-month, with an additional month of salary for each completed year of service up to a limit of six-months, in each case, subject to Mr. D’Ambrosio providing a release of claims satisfactory to us. In the event the Company terminates Mr. D’Ambrosio for “cause” or Mr. D’Ambrosio voluntarily terminates his employment, Mr. D’Ambrosio will not be entitled to any severance.

Completion of Merger and Spin-Off

On July 17, 2019, MYnd completed its business combination with Emmaus in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019, among the Company, Merger, and Emmaus, as amended by Amendment No. 1, pursuant to which Merger Sub merged with and into Emmaus, with Emmaus surviving as a wholly-owned subsidiary of MYnd (the “Merger”). On July 17, 2019, immediately after completion of the Merger, MYnd filed a Certificate of Amendment (the “Name Change Amendment”) to its Certificate of Incorporation to change its name to “Emmaus Life Sciences, Inc.” (the “Name Change”).

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, Emmaus is considered to have acquired MYnd. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, MYnd contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of MYnd all or substantially all of MYnd’s business, assets and liabilities, except for certain retained assets and liabilities, pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among MYnd, Telemynd and MYnd Analytics, Inc., a California corporation and wholly owned subsidiary of MYnd (the “Separation Agreement”). On July 15, 2019, the MYnd Board of Directors (the “Board”) declared a dividend (the “Dividend”) with respect to the shares of Common Stock outstanding at the close of business on that day of one share of the Telemynd common stock held by MYnd for each outstanding share of Common Stock after giving effect to the Reverse Split. The Dividend, which together with the contribution and transfer of MYnd’s business, assets and liabilities described above, is referred to as the “Spin-Off,” was paid on July 16, 2019.

On July 17, 2019, in connection with, and prior to the completion of, the Merger, MYnd filed a Certificate of Amendment (the “Reverse Split Amendment”) to its Certificate of Incorporation to effect a 1-for-6 reverse split (the “Reverse Split”) of its outstanding shares of common stock, par value $0.001 per share (“Common Stock”).

As a result of the Spin-Off and the Merger, the ongoing business of the post-merger company is the Emmaus business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories.

Pursuant to the Merger Agreement, the Company issued shares of Common Stock to Emmaus stockholders at an exchange ratio of approximately 1.05 shares of Common Stock, after giving effect to the Reverse Split, for each share of ELS common stock outstanding immediately prior to the Merger, including shares deemed outstanding immediately prior to the Merger upon the conversion of outstanding convertible promissory notes of Emmaus. The exchange ratio was determined through arms’-length negotiations between MYnd and Emmaus. The post-merger company also assumed the stock options outstanding under Emmaus’ Amended and Restated 2011 Stock Incentive Plan and out, with such stock options henceforth representing the right to purchase a number of shares of Common Stock equal to the exchange ratio multiplied by the number of shares of ELS common stock previously purchasable under such options at an exercise price per share equal to the former exercise price thereunder divided by such exchange ratio. Upon the Merger, Emmaus’ outstanding Amended and Restated 10% Senior Secured Debentures due October 21, 2020 (“Debentures”) and outstanding warrants to purchase Emmaus common stock generally became convertible and exercisable in accordance with their terms into a number of shares of Common Stock equal to the exchange ratio multiplied by the number of shares of Emmaus common stock previously purchasable under the Debentures and the warrants at a conversion or exercise price per share divided by such exchange ratio. The exercise price per share of warrants to purchase 1,464,000 former Emmaus shares is subject to further adjustment based upon the trading price of the Emmaus shares.

Immediately after the Merger, there were approximately 47,465,212 shares of Common Stock outstanding after the elimination of any fractional shares resulting from the Reverse Split and the Merger exchange ratio as further described below. Immediately after the Merger, the former Emmaus stockholders, option holders, Debenture holders and warrant holders owned, or held rights to acquire, 94.1% of the fully-diluted Common Stock, with the Company’s stockholders, option holders and warrant holders immediately prior to the Merger owning, or holding rights to acquire, 5.9% of the fully-diluted Common Stock.

The issuance of the shares of Common Stock to the former Emmaus stockholders was registered with the Securities and Exchange Commission (the “SEC”) on the Company’s Registration Statement on Form S-4, as amended.

Pursuant to an exchange agreement, dated as of June 12, 2019 (the “Exchange Agreement”), between the Company, Telemynd and John Pappajohn and Peter Unanue, each of whom was a director of the Company, and certain of affiliates of Mr. Pappajohn, all of whom held shares of preferred stock of the Company, immediately after the effective of the Merger each such share was exchanged for one share of Common Stock and one preferred share of Telemynd with substantially the same rights, benefits, designations and restrictions as the Company’s preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosure in this section describes the financial condition and results of operation of the business of MYnd, which was transferred to Telemynd, Inc. in the Spin-Off. You should read the following discussion in conjunction with the audited combined financial statements and the corresponding notes, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the section titled “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In contemplation of the merger with Emmaus, substantially all the assets and all the liabilities of MYnd, except for an aggregate of $250,000 of liabilities for were contributed to us. Accordingly, our business and financial position is essentially the business and financial position of MYnd, except for those liabilities.

In addition, our capital structure is similar to, but not identical to the capital structure of MYnd.  Following the spin-off, the holders of our common stock prior to the merger received one share of Telemynd for each share of MYnd held by them as of the record date.  In addition, the outstanding shares of preferred stock of MYnd were exchanged for shares of preferred stock on substantially the same economic terms as the outstanding preferred stock of Mynd.  While the outstanding options and warrants of Mynd did not become options and warrants of Telemynd, Telemynd has an Equity Plan and has granted certain options. See “Executive and Director Compensation”.  In addition, Telemynd reserved 6,269,673 shares of its common stock for issuance upon exercise of certain MYnd warrants. MYnd will make additional cash payments to Telemynd, not to exceed $2,500,000 in the aggregate, from all cash received by MYnd as a result of the exercise of any warrants or stock options of MYnd that were in effect prior to the Spin-off, to the extent that the proceeds from such warrant and option exercises exceeds $500,000, and less all such proceeds, if any, theretofore transferred or paid by MYnd to Telemynd pursuant to the Separation Agreement after the Spin-off.

Accordingly, substantial financial and other information about the business and operations of MYnd are included in this Quarterly Report on Form 10-Q.  Readers evaluating the relevance of such information to Telemynd should take into account both the many ways in which MYnd’s financial position, operations, capital structure and management are substantially identical to those of Telemynd, as well as the ways in which they differ as described above.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and nine month periods ended June 30, 2019 and 2018. Except for historical information, the matters discussed in this management’s discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;
●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market, particularly given our failure as reported in this filing to satisfy the continued listing requirement for stockholder equity;
●	our history of operating losses;
●	our inability to gain widespread acceptance of our PEER Reports;
●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
●	our subsidiary in telebehavioral health may be harmed by evolving governmental regulation;
●	our subsidiary’s business model requires us to work with affiliated professional entities not owned by the Company;
●	our subsidiary may require an expanded and maintained network of certified professionals;
●	our business may be subject to additional regulations in the future that could increase our compliance costs;
●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectations of analysts or investors;
●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
●	any negative or unfavorable media coverage;
●	our inability to generate and commercialize additional products and services;
●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;
●	our inability to successfully compete against existing and future competitors;
●	delays or failure in clinical trials;
●	any losses we may incur as a result of litigation;
●	our inability to manage and maintain the growth of our business;
●	our inability to protect our intellectual property rights;
●	employee relations;
●	possible security breaches;
●	possible medical liability claims;
●	disruption following the transactions contemplated by the Merger Agreement and the Separation Agreement;
●	possible personal injury claims in the future; and
●	our lack if a trading market for our common stock.

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found and in our Annual Report on Form 10-K for the year ended September 30, 2018 under the headings “Risk Factors” and “Business,” as updated in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

Telemynd, Inc. (“we,” “us,” “our,” or the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. We employ a clinically validated scalable technology platform to support personalized care for mental health patients. We utilize our patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, we acquired Arcadian, which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. We are commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented, clinically validated technology platform (“PEER Online”) utilizes complex algorithms to analyze electroencephalograms (“EEGs”) to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders. The discussion of the financial results in this Section relate to the historical financial results of MYnd for the periods indicated, which results are attributable to the Business of MYnd transferred to us in the Spin-Off.

Recent Developments

Merger Agreement

On January 4, 2019, MYnd entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among it, its wholly owned subsidiary, Athena Merger Subsidiary, Inc., a Delaware corporation (“Merger Sub”), and Emmaus Life Sciences, Inc., a Delaware corporation (“Emmaus”). Under the terms of the Merger Agreement, Merger Sub merged with and into Emmaus with Emmaus surviving the merger and becoming a wholly-owned subsidiary of MYnd (the “Merger”). Subject to the terms of the Merger Agreement, at the effective time of the Merger, Emmaus stockholders received a number of newly issued shares of MYnd common stock determined using the exchange ratio described below in exchange for their shares of Emmaus stock. Following the Merger, stockholders of Emmaus became MYnd’s majority owners.

Spin-Off

Prior to the closing of the Merger, MYnd transferred all of its businesses, assets and liabilities not assumed by Emmaus to us, pursuant to the terms of a Separation and Distribution Agreement entered into on January 4, 2019 by MYnd and MYnd Analytics, Inc., a California corporation, which was assigned by Mynd-CA to Telemynd on March 27, 2019 pursuant to the terms of an Amended and Restated Separation Agreement (as amended, the “Separation Agreement”). MYnd distributed all shares of Telemynd held by it to its stockholders of record on July 15, 2019 on July 16, 2019. No options of Telemynd were issued in the Spin-off. Options issued by MYnd prior to the Spin-off remained outstanding and unaffected. The Separation and Distribution was consummated on July 16, 2019. In addition, Telemynd reserved 6,269,673 shares of its common stock for issuance upon exercise of certain Emmaus warrants. Emmaus will make additional cash payments to Telemynd, not to exceed $2,500,000 in the aggregate, from all cash received by Emmaus as a result of the exercise of any warrants or stock options of MYnd that were in effect prior to the Spin-off, to the extent that the proceeds from such warrant and option exercises exceeds $500,000, and less all such proceeds, if any, theretofore transferred or paid by MYnd to Telemynd pursuant to the Separation Agreement after the Spin-off.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2019, the Company incurred a net loss of approximately $8.1 million and used approximately $6.0 million of net cash in operating activities. As of June 30, 2019, the Company’s accumulated deficit was approximately $92.0 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

To date, the Company has financed its cash requirements primarily from equity financings.  The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nasdaq Listing/OTC Markets Quotation--Telemynd

There is currently no public market for Telemynd common stock. Telemynd had filed an application to have its common stock listed on The Nasdaq Stock market under the symbol “PSYC” and have filed an application to have our common stock quoted on the OTCQB market of the OTC Markets Group, Inc. (the “OTCQB”) but there are no assurances that our common stock will be approved for listing on The Nasdaq Stock Market or quotation on the OTCQB. As such, an active trading market for our common stock may not develop on that quotation system or exchange or elsewhere or, if developed, that market may not be sustained. Accordingly, if an active trading market for our common stock does not develop or is not maintained, the liquidity of our common stock, your ability to sell your shares of common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sales of PEER Reports and services of Electroencephalographs (EEG) and Quantitative Electroencephalographs (qEEG). Physicians and Customers are generally billed upon delivery of a PEER Report. The customer’s insurance is billed for EEG and qEEG services. The Company also derives revenue from its subsidiary Arcadian who manages the delivery of telepsychiatry and telebehavioral health services which are delivered directly to patients.

Cost of Revenues

Cost of revenues are for services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting services necessary to generate the revenues.

Research and Product Development

Research and product development expenses are associated with our neurometric and telepsychiatry services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to add data to our database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

Sales and Marketing

For our neurometric and telepsychiatry services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services. Additional marketing expenses are the costs of advertising, educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, audit, consulting and administrative support costs.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our condensed Consolidated Financial Statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Stock-based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from stock option grants and restricted share awards. Compensation for option is measured at the grant date based on the calculated fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options are subsequently cancelled or may increase if future option grants are made.

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten years.

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company will begin amortizing the software over its estimated economic life once it has been placed into service.

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2019, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for Three Months Ended June 30, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended June 30,
	2019	2018	Change
Neurometric services	$36,500	$65,600	$(29,100)
Telepsychiatry services	490,500	326,100	164,400
Total Revenues	$527,000	$391,700	$135,300

Our neurometric services revenues decreased by $29,100, or approximately 44%, during the three months ended June 30, 2019. This decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $164,400, or approximately 50% during the three months ended June 30, 2019 which was primarily due to our an 87% increase in the Tele EAP platform and a 33% increase in other all other telepsychiatry services.

Cost of Revenues

	Three months ended June 30,
	2019	2018	Change
Neurometric services	$3,400	$14,700	$(11,300)
Telepsychiatry services	404,200	229,500	174,700
Cost of Revenues	$407,600	$244,200	$163,400

Cost of revenues increased during the three months ended June 30, 2019, primarily due to increased telepsychiatry service and labor costs. Our cost of revenues for neurometric services represents approximately 9% and 22%, respectively, of neurometric services revenues for the three months ended June 30, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its PEER reports. In most cases, fees for PEER reports are billed to patients’ insurance carriers for which the Company does not recognize as revenues until they are ultimately collected. Historically, the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Three months ended June 30,
	2019	2018	Change
Services Research Expenses	$60,500	$64,800	$(4,300)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended June 30,
		2019	2018	Change
(1)	Consulting fees	58,500	62,500	(4,000)
(2)	Other miscellaneous costs	2,000	2,300	(300)
	Total Research Expenses	$60,500	$64,800	$(4,300)

(1)	Consulting costs decreased by $4,000 for the three months ended June 30, 2019 and 2018, primarily due to decreased consulting services during the period.

(2)	Other miscellaneous costs for the three months ended June 30, 2019 and 2018 were relatively unchanged.

Product Development

	Three months ended June 30,
	2019	2018	Change
Product Development Expenses	$274,800	$361,900	$(87,100)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$187,900	$216,700	$(28,800)
(2)	Consulting fees	52,900	115,000	(62,100)
(3)	System development costs	25,300	12,800	12,500
(4)	Conference & travel	800	5,700	(4,900)
(5)	Other miscellaneous costs	7,900	11,700	(3,800)
	Total Product Development Expenses	$274,800	$361,900	$(87,100)

(1)	Salaries and benefits decreased by $28,800 for the three months ended June 30, 2019, primarily due to decreased stock-based compensation of $100,000, offset by increased payroll and severance expenses;

(2)	Consulting fees decreased by $62,100 for the three months ended June 30, 2019, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report during the three months ended June 30, 2018;

(3)	System development and maintenance costs increased by $12,500 for the three months ended June 30, 2019, primarily due to increased system development cost incurred during the current period;

(4)	Conference and travel costs for the three months ended June 30, 2019, were relatively unchanged;

(5)	Other miscellaneous costs decreased by $3,800 for the three months ended June 30, 2019, primarily due to decreased dues subscriptions;

Sales and marketing

	Three months ended June 30,
	2019	2018	Change
Sales and Marketing Expenses	$241,200	$182,600	$58,600

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$182,300	$123,100	$59,200
(2)	Consulting fees	34,600	14,500	20,100
(3)	Conferences and travel costs	4,800	3,600	1,200
(4)	Other miscellaneous costs	19,500	41,400	(21,900)
	Total Sales and Marketing Expenses	$241,200	$182,600	$58,600

(1)	Salaries and benefits for the three months ended June 30, 2019 increased by $59,200 from the 2018 period; primarily due to increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees for the three months ended June 30, 2019 increased by $20,100, primarily due to increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(3)	Conference and travel expenditures for the three months ended June 30, 2019, were relatively unchanged;

(4)	Miscellaneous expenditures for the three months ended June 30, 2019 decreased by $21,900, primarily due to decreased rent and office expenses.

General and administrative

	Three months ended June 30,
	2019	2018	Change
General and administrative expenses	$2,245,500	$2,451,600	$(206,100)

General and administrative expenses consist of payroll and benefit costs, (including stock-based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$1,294,800	$1,082,500	$212,300
(2)	Consulting fees	450,900	299,900	151,000
(3)	Legal fees	(110,800)	214,300	(325,100)
(4)	Other professional fees	119,900	46,000	73,900
(5)	Patent costs	16,000	16,600	(600)
(6)	Marketing and investor relations costs	115,400	176,800	(61,400)
(7)	Conference and travel costs	38,500	24,900	13,600
(8)	Dues & subscriptions fees	48,800	65,500	(16,700)
(9)	Computer & web services	(17,100)	58,900	(76,000)
(10)	General admin and occupancy costs	289,100	466,200	(177,100)
	Total General and administrative expenses	$2,245,500	$2,451,600	$(206,100)

(1)	Salaries and benefit expenses increased by $212,300 for the three months ended June 30, 2019 period. This increase was primarily due to increased bonus accrual of $138,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees increased by 151,000 for the three months ended June 30, 2019 period, primarily due to increased bonus accrual of $150,000;

(3)	Legal fees decreased by $325,100 for the three months ended June 30, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities shared with Emmaus;

(4)	Other professional fees increased by $73,900 for the three months ended June 30, 2019 period, primarily due to higher tax service fees in relation to the merger agreement;

(5)	Patent costs for the three months ended June 30, 2019 period, were relatively unchanged;

(6)	Marketing and investor relations costs decreased by $61,400 for the three months ended June 30, 2019 due to less capital raise and NASDAQ matters;

(7)	Conference and travel costs increased by $13,600 for the three months ended June 30, 2019, primarily due to more conferences attended and travel made during the period;

(8)	Dues and subscription costs decreased by $16,700 for the three months ended June 30, 2019, primarily due to less licenses for our Salesforce platform;

(9)	Computer and web services decreased by $76,000 for the three months ended June 30, 2019, primarily due to decreased services related to our telepsychiatry business and cloud hosting fees; and

(10)	General administrative and occupancy costs decreased by $177,100 for the three months ended June 30, 2019 period, primarily due to decreased Delaware franchise tax fees of $230,000 as a result of an overpayment for 2018 under the Assumed Par Value Method, offset by increased expenses from acquisition of Arcadian in fiscal 2018.

Other income (expense)

	Three months ended June 30,
	2019	2018	Change
Interest expense	$(23,200)	$(23,800)	$600

Interest expense for the three months ended June 30, 2019 and 2018 were relatively unchanged;

Net Loss

	Three months ended June 30,
	2019	2018	Change
Loss, net	$(2,725,900)	$(2,937,200)	$211,300

Our net loss was $2.7 million for the three months ended June 30, 2019, compared to a net loss of approximately $2.9 million for the same period ended June 30, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by increased costs and expenses respectively.

Results of Operations for Nine Months Ended June 30, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Nine months ended June 30,
	2019	2018	Change
Neurometric services	$160,500	$198,700	$(38,200)
Telepsychiatry services	1,213,700	774,900	438,800
Total Revenues	$1,374,200	$973,600	$400,600

Our neurometric services revenues decreased by $38,200, or approximately 19% for the nine months ended June 30, 2019. The decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $438,800, or approximately 57% during the nine months ended June 30, 2019. Our increase in telepsychiatry services revenues is due to a combination of factors. First, the Company only began operating its Arcadian business during the three months ended December 31, 2017. As a result, the Company only recognized revenues from the Arcadian business (i.e. telepsychiatry services revenues) for a portion of the nine-months ended June 30, 2018. In addition, the Company provided additional resources to the Arcadian platform during 2019, which improved its results of operations.

Cost of Revenues

	Nine months ended June 30,
	2019	2018	Change
Neurometric services	$14,900	$133,500	$(118,600)
Telepsychiatry services	914,100	493,900	420,200
Cost of Revenues	$929,000	$627,400	$301,600

Overall, the cost of revenues increased during the nine months ended June 30, 2019, primarily due to fees paid to service providers as a result of increased sales for telepsychiatry services. Our cost of revenues for neurometric services represents approximately 9% and 67%, respectively, of neurometric services revenues for the nine months ended June 30, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its PEER reports. In most cases PEER Reports are billed to patients’ insurance carriers, which the Company does not recognize as revenues until they are ultimately collected. Historically the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Nine months ended June 30,
	2019	2018	Change
Services Research Expenses	$202,100	$219,700	$(17,600)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Nine months ended June 30,
		2019	2018	Change
(1)	Consulting fees	195,500	211,300	(15,800)
(2)	Other miscellaneous costs	6,600	8,400	(1,800)
	Total Research Expenses	$202,100	$219,700	$(17,600)

(1)	Consulting costs decreased by $15,800 for the nine months ended June 30, 2019 and 2018, primarily due to decreased consulting services during the period;

(2)	Other miscellaneous costs for the nine months ended June 30, 2019, were relatively unchanged.

Product Development

	Nine months ended June 30,
	2019	2018	Change
Product Development Expenses	$749,100	$973,300	$(224,200)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$483,000	$481,800	$1,200
(2)	Consulting fees	150,200	326,700	(176,500)
(3)	System development costs	88,800	95,600	(6,800)
(4)	Conference & travel	4,900	20,300	(15,400)
(5)	Other miscellaneous costs	22,200	48,900	(26,700)
	Total Product Development Expenses	$749,100	$973,300	$(224,200)

(1)	Salaries and benefits increased by $1,200 for the nine months ended June 30, 2019, were relatively unchanged;

(2)	Consulting fees decreased by $176,500 for the nine months ended June 30, 2019, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report during the nine months ended June 30, 2018.

(3)	System development and maintenance costs decreased by $6,800 for the nine months ended June 30, 2019, primarily due to less system development cost incurred during the current period;

(4)	Conference and travel costs decreased by $15,400 during the nine months June 30, 2019, primarily due to decreased conference attendance and less travel expenses;

(5)	Other miscellaneous costs decreased by $26,700 for the nine months ended June 30, 2019, primarily due to decreased computer services and dues subscriptions during the period;

Sales and marketing

	Nine months ended June 30,
	2019	2018	Change
Sales and Marketing Expenses	$592,500	$1,487,800	$(895,300)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$412,900	$712,500	$(299,600)
(2)	Consulting fees	92,700	284,500	(191,800)
(3)	Advertising and marketing costs	4,800	248,500	(243,700)
(4)	Conferences and travel costs	14,400	59,300	(44,900)
(5)	Other miscellaneous costs	67,700	183,000	(115,300)
	Total Sales and Marketing Expenses	$592,500	$1,487,800	$(895,300)

(1)	Salaries and benefits for the nine months ended June 30, 2019 decreased by $299,600 from the 2018 period; primarily due to decreased salaries and commission of marketing and sales staff;

(2)	Consulting fees for the nine months ended June 30, 2019 decreased by $191,800, primarily due to the decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the nine months ended June 30, 2019 decreased by $243,700 primarily due to decreased social media advertising;

(4)	Conference and travel expenditures for the nine months ended June 30, 2019 decreased by $44,900, primarily due to decreased travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the nine months ended June 30, 2019 decreased by $115,300, primarily due to decreased rent and office expenses.

General and administrative

	Nine months ended June 30,
	2019	2018	Change
General and Administrative Expenses	$6,969,600	$5,967,400	$1,002,200

General and administrative expenses consist of payroll and benefit costs, (including stock-based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$3,269,700	$2,513,300	$756,400
(2)	Transaction fees	—	438,600	(438,600)
(3)	Consulting fees	1,180,700	862,200	318,500
(4)	Legal fees	815,200	293,200	522,000
(5)	Other professional fees	326,600	413,300	(86,700)
(6)	Patent costs	62,200	71,900	(9,700)
(7)	Marketing and investor relations costs	345,100	295,800	49,300
(8)	Conference and travel costs	102,100	107,700	(5,600)
(9)	Dues & subscriptions fees	157,800	160,500	(2,700)
(10)	Computer & web services	51,300	98,900	(47,600)
(11)	General admin and occupancy costs	658,900	711,900	(53,000)
	Total General and Administrative Expenses	$6,969,600	$5,967,300	$1,002,300

(1)	Salaries and benefit expenses increased by $756,400 for the nine months ended June 30, 2019 period, primarily due to increased bonus accrual of $300,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Transaction cost was decreased by $438,600 primarily due to telepsychiatry management and staff cost related from acquisition of Arcadian on November 13, 2017;

(3)	Consulting fees increased by $318,500 for the nine months ended June 30, 2019 period, primarily related to increased operational and consulting fees, increased bonus accrual of $150,000, as well as increased recruitment fees;

(4)	Legal fees increased by $522,000 for the nine months ended June 30, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities;

(5)	Other professional fees decreased by $86,700 for the nine months ended June 30, 2019 period, primarily due to higher audit fees in relation to the acquisition of Arcadian in fiscal 2018;

(6)	Patent costs decreased by $9,700 primarily due to less volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by $49,300 for the nine months ended June 30, 2019 as we engaged public relation firms in relation to capital raise and support of NASDAQ matters;

(8)	Conference and travel costs decreased by $5,600 for the nine months ended June 30, 2019, primarily due to decreased conference attendance and less travel made expenses;

(9)	Dues and subscription costs increased by $2,700 for the nine months ended June 30, 2019, primarily due to additional licenses for our Salesforce platform;

(10)	Computer and web services decreased by $47,600 for the nine months ended June 30, 2019, primarily due to decreased services related to our telepsychiatry business and cloud hosting fees; and

(11)	General administrative and occupancy costs decreased by $53,000 for the nine months ended June 30, 2019 period. The decrease was primarily due to decreased expenses related to our telepsychiatry business, and the Company recorded the credit of $25,000 in Delaware franchise tax expense.

Other income (expense)

	Nine months ended June 30,
	2019	2018	Change
Interest expense	$(69,500)	$(62,300)	$(7,200)

Interest expense decreased by $7,200 for the nine months ended June 30, 2019, primarily due to interest expense in relation to the acquisition of Arcadian on November 13, 2017.

Net Loss

	Nine months ended June 30,
	2019	2018	Change
Loss, net	$(8,140,000)	$(8,366,200)	$226,200

Our net loss was $226,200 less for the nine months ended June 30, 2019, compared to the same period ended June 30, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by increased costs and expenses respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern.

Since our inception, we have never been profitable and we have generated significant losses. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

As of June 30, 2019, we had an accumulated deficit of approximately $92.0 million compared to our accumulated deficit as of September 30, 2018, of approximately $85.2 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of June 30, 2019, we had approximately $2.4 million in cash and cash equivalents and a working capital of approximately $852,800. This is compared to our cash position of approximately $3.3 million as of September 30, 2018 and working capital of approximately $2.3 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates, one public offering of common stock and recently, through our facility with Aspire Capital.

Following the Merger, our access to the Aspire Capital equity lines of credit have been discontinued.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of June 30, 2019, we had approximately $2.4 million in cash and cash equivalents, compared to approximately$3.3 million of cash and cash equivalents as of September 30, 2018.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s assessment of substantial doubt of going concern is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from the above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products. If we are unable to continue to identify sources of capital, we may be required to limit our activities, to terminate programs or terminate operations temporarily or permanently.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●	whether we can receive sufficient business revenues from Arcadian to adequately cover our costs;

●	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and

●	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “First Purchase Agreement”) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. For details of the First Purchase Agreement financing see “Private Placement Transactions - The Aspire Capital Equity Credit Lines” below.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2.4 million.

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing see “Private Placement Transactions―The Aspire Capital Equity Credit Linea” below.

From May 15, 2018 to June 30, 2019, the Company sold 3,108,180 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $4.6 million.

Following the Merger, our access to the Aspire Capital equity lines of credit have been discontinued.

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

Following the Merger, our access to the Aspire Capital equity lines of credit have been discontinued.

Private Placement of Series A Preferred Stock with Warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

On April 30, 2018, the Company entered into the First Amended Subscription Agreement for Shares of Series A Preferred Stock and Common Stock Purchase Warrants (the “Amended Agreement”) with John Pappajohn and Mary Pappajohn (each an “Investor”, and collectively the “Investors”), which provides for the issuance, as of the date of the Original Agreement, of an aggregate of 500,000 Shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Convertible Preferred Stock”), in lieu of the same number of Shares of Series A Convertible Preferred Stock that the Company had originally agreed to issue to the Investors. The Series A-1 Convertible Preferred Stock will have substantially the same rights and preferences as the Shares of Series A Preferred Stock, except that the Shares of Series A-1 Convertible Preferred Stock are non-voting and cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Additionally, the Warrants were amended to provide that they would not be exercisable by an Investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.

Shares of the Company’s Series A and Series A-1 Preferred Stock are entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

The Warrants are exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

Cash Flows

Net cash used in operating activities was approximately $6.0 million for the nine months ended June 30, 2019, compared to approximately $7.4 million for the same period in 2018. The approximate $1.4 million net decrease in cash used for operations was primarily due to an increase in accounts payable of approximately $0.9 million, and increased deferred compensation at $0.4 million.

During the nine months ended June 30, 2019, the Company used $20,800 in investing activities related to the purchase of furniture and equipment. During the nine months ended June 30, 2018, the Company used $361,800 in investing activities, including $55,200 for the purchase of office equipment and $149,100 related to the acquisition of Arcadian.

Net Cash provided by financing activities for the nine months ended June 30, 2019 was $5.2 million, consisting $2.5 million of net proceeds received from public offering, $2.7 million of gross proceeds received from Aspire purchase, offset by $30,000 repayments on notes payable and $1,000 repayments on a capital lease. Net Cash provided by financing activities for the nine months ended June 30, 2018 was $5.0 million, consisting $2.1 million of gross proceeds received from private placements private placements of equity from 3 accredited investors, of which three are affiliated with the Company; and $2.9 million gross proceeds from issuance purchase notices to Aspire Capital. Following the Merger, our access to the Aspire Capital equity lines of credit have been discontinued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Private Placement Transactions

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company entered into the First Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 7. Stockholders’ Equity”, Consolidated Financial Statements for additional detail.

Under the First Purchase Agreement, after the SEC declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock was equal or greater than $0.50 per share, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or

b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice was generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price was to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company could deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock was less than $0.50. There are no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replace by the Second Purchase Agreement, defined below on May 15, 2018. Aspire Capital had agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the First Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement were expected to be used for working capital and general corporate purposes.

On May 15, 2018 the Company terminated the First Purchase Agreement and entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock (the “Second Commitment Shares”). See Note 6. Stockholders’ Equity of the Condensed Consolidated Financial Statements for additional detail.

Under the Second Purchase Agreement, after the SEC declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or

b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

From May 15, 2018 to June 30, 2019, the Company sold 3,108,180 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $4.6 million.

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with availability of $5.4 million at June 30, 2019.

Following the Merger, our access to the Aspire Capital equity lines of credit have been discontinued.

Private Placement of Series A Preferred Stock with Warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million (“the Financing”). The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

On April 30, 2018, the Company entered into the First Amended Subscription Agreement for Shares of Series A Preferred Stock and Common Stock Purchase Warrants (the “Amended Agreement”) with John Pappajohn and Mary Pappajohn (each an “Investor”, and collectively the “Investors”), which provides for the issuance, as of the date of the Original Agreement, of an aggregate of 500,000 Shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Convertible Preferred Stock”), in lieu of the same number of Shares of Series A Convertible Preferred Stock that the Company had originally agreed to issue to the Investors. The Series A-1 Convertible Preferred Stock will have substantially the same rights and preferences as the Shares of Series A Preferred Stock, except that the Shares of Series A-1 Convertible Preferred Stock are non-voting and cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Additionally, the Warrants were amended to provide that they would not be exercisable by an Investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.

Shares of the Company’s Series A and Series A-1 Preferred Stock are entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

The Warrants are exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

In connection with the Financing, the Company also entered into the Registration Rights Agreement with the investors, requiring the Company to register the resale of the shares of Common Stock underlying the preferred stock and the Warrants. Under the Registration Rights Agreement, the Majority Holders may by a written Demand Notice to the Company commencing six (6) months from the closing date, request the Company to effect the registration of all or part of the registrable securities owned by such Majority Holders and their respective affiliates on a Registration Statement on Form S-3. The Company has agreed to use its reasonable best efforts to cause such registration and/or qualification to be complete as soon as practicable, but in no event later than sixty (60) days, after receipt of the Demand Notice.

The shares of Series A and Series A-1 Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A and Series A-1 Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement (the “September Private Placement”) of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

The Company has used the proceeds of the above financings for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10–Q. Based upon that evaluation, our President, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

Effective October 1, 2018, we adopted the new revenue standard. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended June 30, 2019. These changes include updated accounting policies affected by the new revenue standard, redesigned internal controls over financial reporting related to the new revenue standard, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, the new revenue standard, as well as ongoing contract review requirements.

Other than with respect to the material weaknesses discussed below that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and 2018 and subsequently remediated as of June 30, 2019 along with the adoption of the new revenue standard discussed above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Related to the Adequate Review and Supervision of the Financial Reporting Process

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and 2018 and our Quarterly Reports on Form 10-Q for the periods ended December 31, 2018 and March 31, 2019 (collectively, our “2019 SEC Reports”), our Chief Executive Officer and our Chief Financial Officer identified a material weakness in our controls over the adequate review and supervision function as it relates to the design and testing of our internal controls over financial reporting. We did not design effective controls to ensure that the Company’s accounting department had the adequate amount of resources to properly review and supervise the financial reporting controls within the accounting department. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness

Management implemented a number of controls and processes during the fiscal year ending September 30, 2019, in an effort to remediate the material weakness identified. A summary of the Company’s remediation activities follows:

•	Improved the control environment through (i) being staffed with sufficient number of personnel to address proper review and supervision of the financial reporting controls, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, including outside consultants, (iii) implementing a formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals
•	Enhanced the controls around the financial closing process including (i) monitoring of the control activities, (ii) formalizing the documentation of the financial closing process and (iii) enhancing the review process of monthly financials

Based on evidence obtained in validating the design and operating effectiveness of the implemented controls, management has determined that the controls are operating effectively. As a result, management has concluded that the material weakness discussed above have been fully remediated as of June 30, 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion and in consultation with legal counsel, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
2.1	Separation and Distribution Agreement dated January 4, 2019 between Mynd Analytics, Inc. a Delaware corporation and Mynd Analytics, Inc., a California corporation, incorporated by reference to the Current Report on Form 8-K filed by Registrant’s Parent, MYnd Analytics, Inc., on January 7, 2019 (File No.001-35527).
2.2+	Amended and Restated Separation and Distribution Agreement dated March 27, 2019 between Mynd Analytics, Inc., a Delaware corporation and Telemynd, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
3.3	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
10.1	2019 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed by Registrant on June 14, 2019 (File No. 001-38921).
10.2	Equity Purchase Agreement dated November 13, 2017 between Mynd Analytics, Inc., Arcadian Telepsychiatry Services LLC and Robert Plotkin, incorporated by reference to the Current Report on Form 8-K filed by Registrant’s Parent, Mynd Analytics, Inc. on November 15, 2017 (File No. 001-35527)
10.3	Guaranty of Mynd Analytics, Inc., dated November 13, 2017, incorporated by reference to the Current Report on Form 8-K filed by Registrant’s Parent, Mynd Analytics, Inc. on November 15, 2017 (File No. 001-35527).
10.4	Side Agreement, First Amendment to Seed Capital Funding Agreements and Assignment of Loan Agreements dated November 7, 2017 by and among Arcadian Telepsychiatry LLC, Arcadian Telepsychiatry Services LLC and Ben Franklin Technology Partners of Southeastern Pennsylvania, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed by Registrant on May 22, 2019 (File No. 001-38921).
10.5

Consent dated November 7, 2017 by and between Arcadian Telepsychiatry LLC and Ben Franklin Technology Partners of Southeastern Pennsylvania, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed by Registrant on May 22, 2019 (File No. 001-38921).

Exhibit Number	Exhibit Title
10.6

Consulting Agreement dated May 30, 2019 between Telemynd, Inc. and Robin L. Smith, MD, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed by the Registrant on June 20, 2019 (File No. 000-56069).

10.7	Management Services Agreement, effective as of November 13, 2017, between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry P.C., incorporated by reference to Exhibit No. 10.32 to the Quarterly Report on Form 10-Q filed by the Registrant’s Parent, MYnd Analytics, Inc., on February 20, 2018 (File No. 001-35527).
10.8	Management Services Agreement, effective as of November 13, 2017, between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry PA. incorporated by reference to Exhibit No. 10.33 to the Quarterly Report on Form 10-Q filed by the Registrant’s Parent, MYnd Analytics, Inc., on February 20, 2018 (File No.001-35527).
10.9	Agreement, by and between MYnd Analytics, Inc. and RSJ Investments SICAV a.s. acting in respect of its sub-fund RSJ Gradus, RSJ Investment SICAV a.s., effective as of September 20, 2018, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10K filed by the Registrant’s Parent, MYnd Analytics, Inc. on December 11, 2018 (File No. 001-35527).
10.10

Employment Agreement with Patrick Herguth dated July 15, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on July 19, 2019 (File No. 000-56069).

10.11	Employment Agreement with Don D’Ambrosio dated July 15, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on July 19, 2019 (File No. 000-56069).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemynd, Inc.

Date: August 14, 2019		/s/ Patrick Herguth
	By:	Patrick Herguth
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)